Form 10-Q
period 2010-03-31
WRASP 31 INC
filed 2010-05-05
CIK 1469384

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of May 5, 2010.

WRASP 31, INC.

- INDEX -

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

The results for the period ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009.

WRASP 31, INC.
(F/K/A SRKP 31, INC.)
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$682	$859

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to Shareholder	$45,500	$40,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value 100,000,000 shares authorized, 7,096,390 issued and outstanding	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(52,318)	(46,641)

Total Stockholder's Equity (Deficit)	(44,818)	(39,141)

	$682	$859

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

WRASP 31, INC.
(F/K/A SRKP 31, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		Cumulative from
	For the Three Months Ended	June 4, 2009 (Inception) to
	March 31, 2010	March 31, 2010

REVENUE	$-	$-

EXPENSES	5,677	52,318

NET (LOSS)	$(5,677)	$(52,318)

NET (LOSS) PER COMMON SHARE-BASIC	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390

*  Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

WRASP 31, INC.
(F/K/A SRKP 31, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Cumulative from
	For the Three	June 4, 2009
	Months Ended	(Inception) to
	March 31, 2010	March 31, 2010

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net income (loss)	$(5,677)	$(52,318)

Net Cash (Used In) Operating Activities	(5,677)	(52,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholder	5,500	45,500
Common stock issued for cash	-	5,000
Warrants issued for cash	-	2,500

Net Cash Provided by Financing Activities	5,500	53,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(177)	682

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	859	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$682	$682

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

WRASP 31, INC.
(F/K/A SRKP 31, INC.)
A Development Stage Company
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

Income Taxes
In accordance with ASC Topic 740, Accounting for Income Taxes, the Company accounts for income taxes under the liability method of accounting for income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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
A Development Stage Company
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

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At March 31, 2010, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 2 - STOCKHOLDER'S EQUITY

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

WRASP 31, INC.
(F/K/A SRKP 31, INC.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are immaterial to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDER

Since inception our stockholder has advanced the Company $45,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

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

Description of Business

The Company was incorporated in the State of Delaware on June 4, 2009 under the name SRKP 31, Inc. On July 14, 2009, the Company filed an amendment to its Certificate of Incorporation pursuant to which the Company changed its name from SRKP 31, Inc. to WRASP 31, Inc. The Company maintains its principal executive office at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on July 31, 2009, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Share Exchange.  In the event the Company does not consummate the transactions contemplated by the Share Exchange the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Since our Registration Statement on Form 10 went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is not selected, in the event the Share Exchange is not consummated, may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $682 comprised exclusively of cash.  This compares with assets of $859, comprised exclusively of cash, as of December 31, 2009.  The Company’s current liabilities as of March 31, 2010 totaled $45,500, comprised exclusively of monies due to a stockholder. This compares to the Company’s current liabilities as of December 31, 2009 of $40,000, comprised exclusively of monies due to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	For the Three Months Ended March 31, 2010	For the Cumulative Period from June 4, 2009 (Inception) to March 31, 2010
Net Cash (Used in) Operating Activities	$(5,677)	$(52,318)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$5,500	$53,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(177)	$682

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 4, 2009 (Inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2010, the Company had a net loss of $5,677, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in February of 2010.

For the cumulative period from June 4, 2009 (Inception) to March 31, 2010, the Company had a net loss of $52,318, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in July of 2009 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 4, 2009, the Company offered and sold an aggregate of 7,096,390 shares of Common Stock for an aggregate purchase price equal to $5,000 and a warrant (the “Warrant”) to purchase an aggregate of 7,096,390 shares of Common Stock for a purchase price equal to $2,500.  The Warrant has an exercise price equal to $0.00035.  The Warrant is immediately exercisable and terminates on the earlier of June 4, 2019 or five years from the date the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company” and a “blank check company.”  The Company sold these shares of Common Stock and Warrant under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 4, 2009.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

WRASP 31, INC.

Dated: May 5, 2010	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: May 5, 2010	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer